Form 10-K
period 1997-12-31
CHASE MANHATTAN GRANTOR TRUST 1996-A; CHASE MANHATTAN BANK /NY/
filed 1998-04-02
CIK 1003854, 835271

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                       __________________
                            FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
(Mark One)

__x__     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended:  December 31, 1997
                               OR
_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 33-94460

              Chase Manhattan Grantor Trust 1996-A
                              (issuer)
           The Chase Manhattan Bank (formerly known as
         The Chase Manhattan Bank, National Association)
                              (depositor)
                  (Exact name of registrant as
                    specified in its charter)

                  NY.                         13-2633612
    (State or Other Jurisdiction of         (IRS Employer
    Incorporation or Organization)          Identification
                                               Number)

             270 Park Avenue                     10017
(Address of principal executive offices)      (Zip Code)
Registrant's telephone number, including area code:  (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                         Yes   X      No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__
State the aggregate market value of the voting stock held by non-affiliates of the registrant:
          The registrant has no voting stock or class of common stock outstanding as of the date of this report.
                   Exhibit Index is on page 6.

                        Introductory Note

Chase Manhattan Grantor Trust 1996-A (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Agreement") between The Chase Manhattan Bank (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended the ("Exchange Act"), in the manner described in "no-action" letters submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

                             Part I

Item 1.   Business

       Omitted.

Item 2.   Properties

       The aggregate amount of charge-offs with respect to the assets of the Trust for the year ended December 31, 1997 was $4,327,465.30. As of December 31, 1997, the aggregate principal balance of Receivables in the Trust was $547,857,784, and the aggregate principal balances of delinquent Receivables in the Trust were as follows:

             delinquency     principal
                             balance
             30-59 days      $8,948,385.64
             60-89 days      $2,544,285.07
             90-120 days     $1,014,441.91
             120+ days       $1,345,119.60


Item 3.   Legal Proceedings

       The registrant knows of no material pending proceedings with respect to the Trust, the Trustee or the Bank.

Item 4.   Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of security holders during the fiscal year covered by this report.

                                Part II

Item 5.   Market for Registrant's Common Equity and Related
       Stockholders Matters

       The registrant has no voting stock or class of common stock outstanding as of the date of this report. The benficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). To the knowledge of the registrant, the Certificates are traded in the over-the-counter market to a limited extent.

       The records of the Trust indicate that as of December 31, 1997, there were two Certificateholders of Record.

Item 6.   Selected Financial Data

       Omitted.

Item 7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations

       The Chase Manhattan Corporation (the "Corporation") has been actively working on the year 2000 computer problem for the past several years and has made significant progress in repairing its systems. The Corporation's year 2000 remediation program includes repair of the systems of the Servicer for the Trust. To date, the Corporation has completed the inventory, assessment and strategy phases of its year 2000 program. During these phases, the Corporation identified hardware and software that required modification, developed implementation plans, prioritized tasks and established implementation time frames. The process undertaken by the Corporation has required working with vendors, third-party service providers and customers, as well as with the Corporation's internal users of systems applications. Although many applications, interfaces and locations are already able to handle post-year 2000 data processing, much work remains to be completed. During 1998, year 2000 activities are being given highest priority, and the Corporation is targeting to have all major systems repaired, including those systems that are used by the Corporation in connection with the Trust, and the majority of testing of such systems, including those used in connection with the Trust, completed by year end. Notwithstanding the substantial expense involved in such efforts by the Corporation, it is not expected that the Trust will be required to bear any expense in connection with the Corporation's year 2000 remediation program.

Item 7A. Quantitative and Qualitative Disclosures
       About Market Risk

        Not applicable.

Item 8.   Financial Statements and Supplementary Data

       Omitted.

Item 9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure

       None.

                                Part III

Item 10.  Directors and Executive Officers of the Registrant

       Omitted.

Item 11.  Executive Compensation

       Omitted

Item 12.  Security Ownership of Certain Beneficial Owners and
       Management

       As of December 31, 1997, except for a Certificate registered in the name of the registrant, all of the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for The Depository Trust Company ("DTC"). The records of DTC indicate that at December 31, 1997, there were 6 participants in the DTC system that held positions in Certificates representing interests in the Trust equal to more than 5% of the total principal amount of Certificates outstanding on that date.

       The registrant understands that DTC has no knowledge of the actual beneficial owners of the Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates are credited, who may or may not be the beneficial owners of the Certificates.



Item 13.  Certain Relationships and Related Transactions

       None.

                                Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of
       Form 8-K

       (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

     Exhibit Number Description

23.1                 Consent of Independant Accounts

28.1                 Annual Management Report on Internal Controls

28.2                 Annual Servicer's Certificate
                     pursuant to Section 4.10 of the
                     Agreement

28.3                 Annual Accountant's Report
                     pursuant to Section 4.11 of the
                     Agreement

       (b)  Reports on Form 8-K.

       The following reports were filed on Form 8-K in the fourth quarter of 1997:

date                  items reported        financial statements

October 20, 1997      5, 7                  monthly report to
                                            certificateholders
                                            dated 10/15/97

November 26, 1997     5, 7                  monthly report to
                                            certificateholders
                                            dated 11/17/97



                            SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Chase Manhattan Grantor Trust 1996-A

                      by The Chase Manhattan Bank


                      By:  /s/ Jeffrey Hammer
                           Name: Jeffrey Hammer
                           Title: Vice President

Date:  March 31, 1998

                        INDEX TO EXHIBITS

   Exhibit Number               Description

23.1                 Consent of Independant Accounts

28.1                 Annual Management Report on Internal Controls

28.2                 Annual Servicer's Certificate
                     pursuant to Section 4.10 of the
                     Agreement

28.3                 Annual Accountant's Report
                     pursuant to Section 4.11 of the
                     Agreement

                                                                 Exhibit 23.1
Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 333-7575) and on Form S-1 (Nos. 33-94460, 33-99546,
33-98308) of The Chase Manhattan Bank and Chase Manhattan Bank USA, National Association of our report dated March 25, 1998 appearing as Exhibit 28.2 of this Form 10-K.


PRICE WATERHOUSE LLP



New York, New York
March 31, 1998

                                                                  Exhibit 28.1
                                   March 25, 1998


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

Management of The Chase Manhattan Bank assessed its system of internal control over servicing of securitized automobile financing receivables as of December 31, 1997 in relation to criteria for effective internal control described in "Internal Control - Integrated Framework" issued by the Committee of
Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1997, the Chase Manhattan Bank maintained an effective system of internal control over servicing of securitized automobile financing receivables.



                                   /s/ Jerry DeRojas
                                   Jerry DeRojas
                                   Senior Vice President
                                   The Chase Manhattan Bank

                                                                 Exhibit 28.2
                  ANNUAL SERVICER'S CERTIFICATE

                    THE CHASE MANHATTAN BANK



              Chase Manhattan Grantor Trust 1996-A



      The  undersigned, a duly authorized representative  of  The
Chase Manhattan Bank ("Chase"), as Servicer pursuant to the Pooling and Servicing Agreement dated as of February 1, 1996 (the "Pooling and Servicing Agreement") by and between Chase and Norwest Bank Minnesota, National Association, as trustee (the "Trustee"), does hereby certify that:

          A review of the activities of the Servicer during the period from January 1, 1997 until December 31, 1997 was conducted under my supervision.

          Based on such review, the Servicer has, to the best of my knowledge, fully performed in all material respects all its obligations, and Chase Manhattan Bank USA, N.A. as assignee of the Servicer's repurchase obligations, has fully performed such obligations, under the Pooling and Servicing Agreement throughout such period and no material default in the performance of such obligations has occurred or is continuing except as set forth in paragraph 3 below.

          None.

      IN WITNESS WHEREOF, the undersigned has duly executed this certificate this 31st day of March 1998.



                                   /s/ Jerry DeRojas
                                   Jerry DeRojas
                                   Senior Vice President

                                                                  Exhibit 28.3

Report of Independent Accountants

March 25, 1998

To the Board of Directors of
The Chase Manhattan Bank

We have examined management's assertion that, as of December 31, 1997, The Chase Manhattan Bank maintained an effective system of internal control over servicing of securitized automobile financing receivables, included in the accompanying Management
Report on Internal Control Over Servicing of Securitized
Automobile Financing Receivables.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control over servicing of securitized automobile financing receivables, testing and evaluating the design and operating effectiveness of the internal control, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that, as of December 31, 1997, The Chase Manhattan Bank maintained an effective system of internal control over servicing of securitized automobile financing receivables, is fairly stated, in all material respects, based upon the criteria for effective internal control described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.


PRICE WATERHOUSE LLP



New York, New York
March 31, 1998