Form 10-K
period 1999-12-31
CHASE MANHATTAN GRANTOR TRUST 1996-A; CHASE MANHATTAN BANK USA
filed 2000-03-29
CIK 1003854, 869090

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

 X                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 1999

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to ______

                         Commission file number 33-99546

                  Chase Manhattan Grantor Trust 1996-A (issuer)

                   The Chase Manhattan Bank (formerly known as
           The Chase Manhattan Bank, National Association) (depositor)
             (Exact name of registrant as specified in its charter)


         New York                                 13-4994650
(State of Other Jurisdiction of              (IRS Employer
Incorporation or Organization)               Identification Number)

270 Park Avenue, New York, NY                          10017
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:
    Title of Each Class               Name of Each Exchange of Which Registered
         NONE                                        N/A

Securities registered pursuant to Section 12(g) of the Act:
                NONE
         (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days: YES    X         NO
                                                ---        ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. X
                                                               ----

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         The registrant has no voting or non-voting common stock outstanding as of the date of this report. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                      DOCUMENTS INCORPORATED BY REFERENCE.

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1980).

         None.

                                Introductory Note

         Chase Manhattan Grantor Trust 1996-A (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Agreement") between The Chase Manhattan Bank (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended the ("Exchange Act"), in the manner described in "no-action" letter submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust has acquired certain auto loan receivables from the Bank pursuant to a Pooling and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 1999, was $74,752,795.00.

         The Trust also holds a reserve account, pursuant to the Pooling and Servicing Agreement. The principal balance of the reserve account, as of December 31, 1999, was $11,056,978.23.

         The aggregate balance of receivables that were 60 or more days past due, as of December 31, 1999, was $785,253.91, or 1.050% of the receivables by principal balance.

         The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 1999, was $665,243.31, or 0.4133% of the average aggregate outstanding principal balance of the receivables for that year.


Item 3.           Legal Proceedings

         The Registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee or The Bank.

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

         As of December 31, 1999, all of the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to those whose accounts such Certificates are credited, who may or may not be the beneficial owners of the Certificates.

         The records provided to the Trust by DTC indicate that as of December 31, 1999, there were 44 holders of record of the Certificates.


Item 6.           Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

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

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that at December 31, 1999, there were 5 participants in the DTC system that held positions in a class of securities of the Trust equal to more than 5% of the total principal amount of the
Certificates:

-------------------------------------------------------------------------------------------------
                                  Name & Address of Participant      Original           % of Class
                                                                    Certificate
                                                                  Principal Balance
--------------------------------------------------------------------------------------------------
                                  Bank of New York (The)                                    5.89%
                                  925 Patterson Plank Rd.                86,871,000
                                  Secaucus, NJ 07094
--------------------------------------------------------------------------------------------------
                                  Bankers Trust Company                                     5.39%
                                  c/o BT Services Tennesse Inc.          79,450,000
                                  648 Grassmere Park Drive
                                  Nashville, TN 37211
--------------------------------------------------------------------------------------------------
                                  Chase Manhattan Bank                                     37.73%
                                  4 New York Plaza                      556,170,784
                                  13th Floor
                                  New York, NY 10004
--------------------------------------------------------------------------------------------------
                                  Northern Trust Company (The)                              7.33%
                                  801 S. Canal C-IN                     108,011,000
                                  Chicago, Il 60607
--------------------------------------------------------------------------------------------------
                                  State Street Bank and Trust Co.                          25.70%
                                  1776 Heritage Dr.                     378,867,000
                                  Global Corp. Action Unit JAB
                                  5 NW
                                  No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------


Item 13. Certain Relationships and Related Transactions

         None.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

                  (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

         Exhibit Number      Description
         ---------------     ----------------
         23.1                Consent of Independent Accountants.

         28.1                Annual Management Report on Internal Controls

         28.2                Annual  Servicer's Certificate pursuant to Section
                             4.10 of the Agreement.

         28.3                Annual Independent Accountants' Reports pursuant to
                             Section 4.11 of the Agreement.


                  (b)      Reports on Form 8-K.

         The following reports were filed on Form 8-K in 1999:

Date                Items Reported     Financial Statements
------------        ---------------    -----------------------------
1/20/1999           5, 7               Monthly report to certificateholders
                                       dated 1/15/1999

3/16/1999           5, 7               Monthly report to certificateholders
                                       dated 2/15/99

6/23/1999           5, 7               Monthly report to certificateholders
                                       dated 3/15/1999, 4/15/1999 and 5/15/1999

6/30/1999           5, 7               Monthly report to certificateholders
                                       dated 6/15/1999

7/30/1999           5, 7               Monthly report to certificateholders
                                       dated 7/15/1999

8/27/1999           5, 7               Monthly report to certificateholders
                                       dated 8/15/1999

9/30/1999           5, 7               Monthly report to certificateholders
                                       dated 9/15/1999

10/29/1999          5, 7               Monthly report to certificateholders
                                       dated 10/15/1999

11/22/1999          5, 7               Monthly report to certificateholders
                                       dated 11/15/1999

12/23/1999          5, 7               Monthly report to certificateholders
                                       dated 12/15/1999

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 29, 2000


                                         Chase Manhattan Grantor Trust 1996-A

                                         by: The Chase Manhattan Bank


                                         By:  /s/ Jeffrey Hammer
                                         -----------------------------------
                                         Name:    Jeffrey Hammer
                                         Title:   Vice President

                                INDEX TO EXHIBITS

Exhibit Number:        Description:
----------------       ------------------------
23.1                   Consent of Independent Accountants

28.1                   Annual Management Report on Internal Controls

28.2 Annual Servicer's Certificate pursuant to Section 4.10 of the Agreement

28.3 Annual Independent Accountant's Servicing Reports pursuant to Section 4.11 of the Agreement